Form 10-K
period 2006-12-31
DaimlerChrysler Auto Trust 2006-D
filed 2007-03-30
CIK 1381779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                          to
Commission file number of issuing entity: 333-138140-01
DAIMLERCHRYSLER AUTO TRUST 2006-D
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor: 333-138140
DAIMLERCHRYSLER FINANCIAL SERVICES AMERICAS LLC
(Exact name of depositor as specified in its charter)
DAIMLERCHRYSLER FINANCIAL SERVICES AMERICAS LLC
(Exact name of sponsor as specified in its charter)

State of Delaware	20-6785945

(Issuing entity’s State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No. of issuing entity)

c/o Deutsche Bank Trust Company Delaware 1011 Centre Road, Suite 200, Wilmington, Delaware	19805

(Address of issuing entity’s principal executive offices)	(Zip Code)
Issuing entity’s telephone number, including area code (248) 427-2565
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer: ☐      Accelerated Filer: ☐      Non-accelerated Filer: ☑
Indicated by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

PART I.
ITEM 1. BUSINESS
Registrant is an Asset Backed Issuer and may omit to disclose the information required by this item per General Instruction J.
ITEM 1A. RISK FACTORS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Registrant is an Asset Backed Issuer and thus is not an accelerated filer, a large accelerated filer or a well known seasoned issuer and is not required to disclose the information required by this item.
ITEM 2. PROPERTIES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 3. LEGAL PROCEEDINGS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 6. SELECTED FINANCIAL DATA
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 9A. CONTROLS AND PROCEDURES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 9B. OTHER INFORMATION
There is nothing to report with regard to this item.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 11. EXECUTIVE COMPENSATION
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Registrant is an Asset Backed Issuer and is not required to disclose the information required by this item per General Instruction J.
PURSUANT TO GENERAL INSTRUCTION J (2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED AS REGISTRANT IS AND ASSET BACKED ISSUER:
ITEM 1112 (B) OF REGULATION AB: SIGNIFICANT OBLIGORS OF POOL ASSETS – FINANCIAL INFORMATION
There is nothing to report with respect to this item.
ITEM 1114 (B) (2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS – FINANCIAL INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROIVIDERS
There is nothing to report with respect to this item.
ITEM 1115 (B) OF REGULATION AB: CERTAIN DERIVATIVE INSTRUMENTS – FINANCIAL INFORMATION
There is nothing to report with respect to this item.
ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS
There is nothing to report with respect to this item.
ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information responding to this item is included in the prospectus filed with Registration Statement No. 333-127963-01 and is incorporated by reference.
ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA
The information responding to this item is attached as Exhibit 33.
ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT
This information responding to this item is attached as Exhibit 35.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1) Financial Statements
     Not applicable.
(2) Financial Statement Schedules
     Not applicable.
(3) Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3	Purchase Agreement, dated as of December 1, 2006, between DaimlerChrysler Retail Receivables LLC and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.1	Amended and Restated Trust Agreement, dated as of December 1, 2006, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Financial Services Americas LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee. Filed as Exhibit 4.2 to registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.2	Indenture, dated as of December 1, 2006, between DaimlerChrysler Auto Trust 2006-D and Citibank, N.A., as Indenture Trustee. Filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.3	Sale and Servicing Agreement, dated as of December 1, 2006, between DaimlerChrysler Auto Trust 2006-D and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.4	Administration Agreement, dated as of December 5, 2006, between DaimlerChrysler Auto Trust 2006-D and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

31	Certification of DaimlerChrysler Financial Services Americas LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

33-A	Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

33-B	Report on Assessment of Compliance with Servicing Criteria for Citibank, N. A.

34-A	Attestation Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

34-B	Attestation Report on Assessment of Compliance with Servicing Criteria for Citibank, N. A.

35	Servicer compliance statement of DaimlerChrysler Financial Services Americas LLC.
(b) See item 15(a)(3) above.
(c) Not applicable.

DAIMLERCHRYSLER AUTO TRUST 2006-D
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DaimlerChrysler Auto Trust 2006-D
By:	DaimlerChrysler Financial Services Americas
LLC, as Servicer

By:	/s/ K. E. Middlebrooks K. E. Middlebrooks, Vice President and Chief
Financial Officer
Date: March 23, 2007
Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrant which have not registered securities pursuant to Section 12 of the Act.
No annual report or proxy material has been sent to security holders.

DAIMLERCHRYSLER AUTO TRUST 2006-D
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3	Purchase Agreement, dated as of December 1, 2006, between DaimlerChrysler Retail Receivables LLC and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.1	Amended and Restated Trust Agreement, dated as of December 1, 2006, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Financial Services Americas LLC and Deutsche Bank Trust Company Delaware, as Owner Trustee. Filed as Exhibit 4.2 to registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.2	Indenture, dated as of December 1, 2006, between DaimlerChrysler Auto Trust 2006-D and Citibank, N.A., as Indenture Trustee. Filed as Exhibit 4.1 to registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.3	Sale and Servicing Agreement, dated as of December 1, 2006, between DaimlerChrysler Auto Trust 2006-D and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

4.4	Administration Agreement, dated as of December 1, 2006, between DaimlerChrysler Auto Trust 2006-D and DaimlerChrysler Financial Services Americas LLC. Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 5, 2006 and incorporated herein by reference.

31	Certification of DaimlerChrysler Financial Services Americas LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

33-A	Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

33-B	Report on assessment of compliance with servicing criteria for Citibank, N. A.

34-A	Attestation Report on Assessment of Compliance with Servicing Criteria for DaimlerChrysler Financial Services Americas LLC.

34-B	Attestation Report on Assessment of Compliance with Servicing Criteria for Citibank, N. A.

35	Servicer compliance statement of DaimlerChrysler Financial Services Americas LLC.